Form 10-Q
period 2013-06-30
Live Brands, Inc.
filed 2013-08-19
CIK 1559057

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2013

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


                    4845 Pearl East Circle, Suite 101
                        Boulder, Colorado 80301
          (Address of principal executive offices)  (zip code)

                              877-278-5594
          (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           August 1, 2013

Common Stock, par value $0.0001               1,400,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Condensed Balance Sheets as of June 30, 2013 (unaudited) and
December 31, 2012                                               1

Condensed Statements of Operations for the Three Months Ended
June 30, 2013 and for the Six Months Ended June 30,
2013 and the Period from July 23, 2012 (Inception) to
June 30, 2013 (unaudited)                                       2

Condensed Statements of Cash Flows for the Six Months Ended
June 30, 2013 and the Period from July 23, 2012
(Inception) to June 30, 2013 (unaudited)                        3

Notes to Condensed Financial Statements (unaudited)             4-7

______________________________________________________________________
                             LIVE BRANDS, INC.
                   (FORMERLY HARROGATE ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS


  ASSETS
                                                   June 30,        December 31,
						      2013             2012
                                                   ------------      ----------
                                                   (unaudited)
  Current assets
    Cash                                         $        140       $    2,000
                                                  ------------      -----------
            Total assets                         $        140       $    2,000
                                                  ============      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities                             $          -       $      350
                                                  ------------      -----------

            Total liabilities                               -              350
                                                  ------------      -----------
  Stockholders' equity
    Preferred stock, $0.0001 par value,
    20,000,000 shares authorized; none
    issued and outstanding                                  -                -

  Common stock, $0.0001 par value, 100,000,000
    shares authorized; 1,400,000 shares issued
    and outstanding                                       140            2,000

  Additional paid-in capital                           72,157            1,007

  Accumulated deficit                                 (72,157)          (1,357)
                                                  ------------      -----------
         Total stockholders' equity                       140            1,650
                                                  ------------      -----------
        Total liabilities and stockholders'
        equity                                   $        140       $    2,000
                                                  ============      ===========



 The accompanying notes are an integral part of these condensed financial statements

______________________________________________________________________
                             LIVE BRANDS, INC.
                   (FORMERLY HARROGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                               For the
                            For the           For the          period from
                            three months      six months       July 23, 2012
                            ended June 30,    ended June 30,   (Inception) to
                            2013              2013             June 30, 2013
                           --------------     -------------    --------------
Revenue                    $           -      $         -       $         -

Operating expenses                 70,000           70,800           (72,157)

Income tax                             -                -                 -
                           --------------     -------------    --------------
Net loss                   $      (70,000)    $    (70,800)     $    (72,157)
                           ==============     =============    ==============

Loss per share -
   basic and diluted       $       (0.05)     $      (0.05)
                           ==============     =============

Weighted average shares-
   basic and diluted            1,400,000        1,400,000
                           --------------     -------------


The accompanying notes are an integral part of these condensed financial statements

______________________________________________________________________
                             LIVE BRANDS, INC.
                   (FORMERLY HARROGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                    CONDENSED STATEMENTS OF CASH FLOWS
                             	   (unaudited)

                                                             For the
                                                             period from
                                            For six          July 23, 2012
                                          months ended       (Inception) to
                                          June 30, 2013      June 30, 2013
                                          -------------      --------------
                                            (Unaudited)
OPERATING ACTIVITIES

 Net loss                                  $   (70,800)       $   (72,157)

   Accrued liablities                             (350)                -
                                          -------------     --------------

   Net cash used in operating activities       (71,150)           (72,157)
                                          -------------     --------------

FINANCING ACTIVITIES

 Proceeds from issuance of common stock            100              2,100
 Redemption of common stock                     (1,960)            (1,960)

 Proceeds from stockholders' additional
       paid-in capital                         (71,150)            72,157
                                          -------------     --------------
   Net cash provided by financing
       activities                               62,290             72,297
                                          -------------     --------------
 Net increase in cash                           (1,860)               140

 Cash, beginning of period                       2,000                 -
                                          -------------     --------------
 Cash, end of period                      $        140      $         140
                                          =============     ==============


The accompanying notes are an integral part of these condensed financial statements

______________________________________________________________________

                             LIVE BRANDS, INC.
                   (FORMERLY HARROGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             	   (unaudited)


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS


Harrogate Acquisition Corporation ("Harrogate" or "the Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Harrogate has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. Harrogate will attempt to locate and negotiate with a business entity for the combination of that target company with Harrogate. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Harrogate will be successful in locating ornegotiating with any target company. Harrogate has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On May 7, 213, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Company's name to Live Brands, Inc. and filed such change with the State of Delaware.

On May 7, 2013, James Cassidy and James McKillop resigned as the
Company's president and vice-president and Christopher J. Henry and Shannon Reagan were named as the directors of the Company.

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

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

______________________________________________________________________

                             LIVE BRANDS, INC.
                   (FORMERLY HARROGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            	   (unaudited)

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance
Corporation limit as of June 30, 2013.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2013, there are no outstanding dilutive securities.

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

______________________________________________________________________
                             LIVE BRANDS, INC.
                   (FORMERLY HARROGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             	   (unaudited)

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $72,157 as of June 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully complete a business combination with a target company.

There is no assurance that the Company will ever be profitable. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Not Adopted

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

NOTE 4   STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2013, 1,400,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

______________________________________________________________________

                             LIVE BRANDS, INC.
                   (FORMERLY HARROGATE ACQUISITION CORPORATION)
                        (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             	   (unaudited)




On May 7, 2013, the Company redeemed a total of 19,600,000 of the then 20,000,000 shares of outstanding stock at redemption price of $0.0001 per share for a total of $1,960.

On May 8, 2013, Live Brands, Inc. issued 1,000,000 shares of its common stock pursuant at par of the total outstanding 1,400,000 shares of common stock.

As of June 30, 2013, the stockholders made a capital contribution in the amount of totally $72,157 to pay for operating expenses incurred by the Company.

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

         With the redemption of 19,600,000 shares of stock and the issuance of the 1,000,000 shares of stock, on May 8, 2013 the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. A Form 8-K was filed noticing the change in control and the resignation of the then officers and directors and election of new directors and officers.

    The Company anticipates that it will effect a business combination with Live Brands, Incorporated, a private natural supplement company.
Live Brands, the private company, provides great-tasting, high-quality nutritional supplements to meet the lifestyle and life stage needs of women. The core product of Live Brands (the private company) is Live Cool supplements targeted to women over 35 with a focus on issues concerning menopause, stress and aging. Live Brands uses natural ingredients and focuses its product development on utilizing natural ingredients with substantiated health benefits, quick market accessibility, and high market receptivity and sustainable growth.

     The Company changed its name in anticipation that such business combination will be effected. No such business combination has been effected nor has any agreement or contract been entered into for such business combination. When such business combination is effected, the Company will file a Form 8-K.

	The Company was originally formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     If the Company does not effect a business combination with its current anticipated target, the most likely target companies are those seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors.

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

     As of June 30, 2013, the Company has not generated revenues and has no income or cash flows from operations since inception.

      The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with it.

       Tiber Creek Corporation, a corporate solely owned by the former president of the Company, a former majority shareholder of the Company and a current owner of shares of the Company, paid, without expectation of repayment at any time, all expenses incurred by the Company until the change in control. Subsequent to the change in control, new management will pay all the expenses of the Company without expectation of repayment by the Company.

     The Company has sustained operating losses since inception. It has an accumulated deficit of $72,157 as of June 30, 2013. The Company's auditors have issued a note regarding the continuation of the Company as a going concern. Continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's president (who is also the principal financial officer).

      Since the change in control the controls and procedures have not been changed, and based upon that evaluation, the Company's new principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

      With the change in control, there was a change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report. The Company does not believe that the change in management resulting from the change in control has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting as the new president who is also the new chief financial officer is experienced and knowledgeable in the parameters of the internal controls required for accurate and timely financial reporting and filing.

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

On My 7, 2013 the Company redeemed 9,800,000 shares of the outstanding common stock from each of the above named shareholders at par for a total redemption of 19,600,000 shares.

     On May 8, 2013, the Company issued an aggregate of 1,000,000 shares of common stock at par to Christopher J. Henry and Shannon Reagan pursuant to Section 4(2) of the Securities Act of 1933.


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

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the President and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the President and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            	LIVE BRANDS, INC.

                            By:   /s/ Shannon Reagan
                                  President, Chief Financial Officer

Dated:   August 16, 2013