Form 10-Q
period 2013-09-30
Live Brands, Inc.
filed 2014-02-18
CIK 1559057

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.     20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number                     000-54827

LIVE BRANDS, INC.

(FORMERLY HARROGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Delaware	46-1856279
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4845 Pearl East Circle, Suite 101
Boulder, Colorado 80301
(Address of principal executive offices)	(zip code)

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
November 1, 2013
Common Stock, par value $0.0001	1,400,000
Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

Consensed Statements of Operations for the Three Months Ended September 30, 2013 and for the Nine Months Ended September 30, 2013 and the Period from July 23, 2012 (Inception) to September 30, 2013 (unaudited)	2

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2013 and the Period from July 23, 2012 (Inception) to September 30, 2013 (unaudited)	3

Notes to Condensed Financial Statements (unaudited)	4-7

LIVE BRANDS INC.

(FORMERLY HARROGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

September 30, 2013 and December 31, 2012

ASSETS

	September 30,2013	December 31, 2012
	(unaudited)

Current Assets
Cash	$140	$2,000

Total asset	$140	$2,000

SHAREHOLDERS' EQUITY

Current Liabilities	$-	$350

Total Liabilities	-	350

Stockholders' Equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 1,400,000 and 20,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	140	2,000

Additional paid-in capital	87,157	1,007

Accumulated deficit	(87,157)	(1,357)

Total Stockholders' Equity	140	1,650

Total Liabilities and Stockholders' Equity	$140	$2,000

The accompanying notes are an integral part of these condensed financial statements.

LIVE BRANDS INC.

(FORMERLY HARROGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Operations

(Unaudited)

September 30, 2013 and December 31, 2012

			For the
			period from
	For the three	For the nine	July 23, 2012
	months ended	months ended	(Inception) to
	September 30,	September 30,	September 30,
	2013	2013	2013
	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-
Operating Expenses	(15,000)	(85,800)	(87,157)
Income taxes	-	-	-

Net loss	$(15,000)	$(85,800)	$(87,157)

Loss per share - basic and diluted	$(0.01)	$(0.06)	$(0.06)

Weighted average shares- basic and diluted	1,400,000	1,400,000	1,400,000

The accompanying notes are an integral part of these condensed financial statements.

LIVE BRANDS INC.

(FORMERLY HARROGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Condensed Statement of Operations

(Unaudited)

September 30, 2013 and December 31, 2012

		For the
		period from
	For the nine	July 23, 2012
	months ended	(Inception) to
	September 30,	September 30,
	2013	2013
	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(85,800)	$(87,157)

Change in operating assets and liabilities
Accrued liabilities	(350)	-

Net cash used in operating activities	(86,150)	(87,157)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	100	3,960
Redemption of common stock	(1,960)	(1,960)
Proceeds from stockholders' additional paid-in capital	86,150	87,157

Net cash provided by financing activities	84,290	89,157

Net decrease in cash	(1,860)	2,000
CASH AT BEGINNING OF PERIOD	2,000	-
CASH AT END OF PERIOD	$140	$2,000

The accompanying notes are an integral part of these condensed financial statements.

LIVE BRANDS, INC.

(FORMERLY HARROGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Harrogate Acquisition Corporation ("Harrogate" or "the Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Harrogate has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. Harrogate will attempt to locate and negotiate with a business entity for the combination of that target company with Harrogate. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for- assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that Harrogate will be successful in locating or negotiating with any target company. Harrogate has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

On May 7, 2013, the shareholders of the Corporation and the Board of Directors unanimously approved the change of the Company's name to Live Brands, Inc. and filed such change with the State of Delaware.

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

LIVE BRANDS, INC.

(FORMERLY HARROGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2013.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2013, there are no outstanding dilutive securities.

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

LIVE BRANDS, INC.

(FORMERLY HARROGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - GOING CONCERN

The Company has sustained operating losses since inception. It has an accumulated deficit of $87,157 as of September 30, 2013. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

LIVE BRANDS, INC.

(FORMERLY HARROGATE ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4     STOCKHOLDER'S EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2013, 1,400,000 shares of common stock and no preferred stock were issued and outstanding.

In July, 2012, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

On May 7, 2013, the Company redeemed a total of 19,600,000 of the then 20,000,000 shares of outstanding stock at redemption price of $0.0001 per share for a total of $1,960.

On May 8, 2013, Live Brands, Inc. issued 1,000,000 shares of its common stock pursuant at par of the total outstanding 1,400,000 shares of common stock. As of September 30, 2013, the stockholders made a capital contribution in the amount of totally $87,157 to pay for operating expenses incurred by the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 2013, the Company has not generated revenues and has no income or cash flows from operations since inception.

The Company has sustained operating losses since inception. It has an accumulated deficit of $87,157 as of September 30, 2013.

The Company's independent auditors have issued a report regarding the continuation of the Company as a going concern. Continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties and/or to successfully locate and negotiate with a business entity for the combination of that target company with it.

Live Brands, Inc. (formerly Harrogate Acquisition Corporation) (the "Company") was incorporated on July 23, 2012 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

Since inception Live Brands has been in the developmental stage and its operations to date have been limited to issuing shares of common stock to its shareholders, filing a registration statement on Form 10 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock and preparing documentation to file a registration statement.

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

The Company's principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

With the change in control of the Company in May, 2013, there was a change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report. The Company does not believe that the change in management resulting from the change in control has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting as the new president who is also the new chief financial officer is experienced and knowledgeable in the parameters of the internal controls required for accurate and timely financial reporting and filing.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, Live Brands has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as folllows:

On July 31, 2012, Live Brands issued the following shares of its common stock:

Name	Number of Shares	Consideration

Tiber Creek Corporation	10,000,000	$1,000
MB Americus LLC	10,000,000	$1,000

On May 7, 2013 the Company redeemed 9,800,000 shares of the outstanding common stock from each of the above named shareholders at par for a total redemption of 19,600,000 shares.

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

Dated:         February 14, 2014

